Form 10-Q
period 2024-12-31
Mercalot Inc.
filed 2025-02-12
CIK 2029014

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

MERCALOT INC.

(Exact name of registrant as specified in its charter)

Wyoming	7380	333-281804
State or Other Jurisdiction of	Primary Standard Industrial	Commission File Number
Incorporation or Organization	Classification Code Number

36-5105082

IRS Employer Identification Number

MERCALOT INC.

C/ de l’Illa Formentera, 54, Quatre Carreres,

46026 Valencia, Spain

Telephone: +13072630861

Email: mercalot.inc@safedealconnect.com

(Name, address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Wyoming Registered Agent

1621 Central Ave

Cheyenne, WY 82001

Telephone: +1 (307) 637-5151

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 4,040,000 common shares issued and outstanding as of December 31, 2024.

MERCALOT INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Mercalot Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Mercalot Inc.

BALANCE SHEETS

	As of December 31, 2024 (Unaudited)	As of June 30, 2024 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$11,216	$499
Total Current Assets	11,216	499
Total Intangible Assets, Net	42,296	47,000

Total Assets	$53,512	$47,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable-related party	$8,000	$–
Related party loan	56,819	49,230
Total Current Liabilities	64,819	49,230

Total Liabilities	64,819	49,230

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 4,040,000 shares issued and outstanding	404	300
Additional paid in capital	10,296	–
Accumulated deficit	(22,007)	(2,031)
Total Stockholders’ Deficit	(11,307)	(1,731)

Total Liabilities and Stockholders’ Deficit	$53,512	$47,499

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF OPERATIONS

For the three and six months ended December 31, 2024 and 2023 (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	(3,960)	–	(15,272)	–
Amortization	(2,352)	–	(4,704)	–
TOTAL OPERATING EXPENSES	(6,312)	–	(19,976)	–

LOSS FROM OPERATIONS	(6,312)	–	(19,976)	–

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(6,312)	$–	$(19,976)	$–

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$–	$(0.00)	$–

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,199,185	–	3,099,592	–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the three and six months ended December 31, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2024	3,000,000	$300	$–	$(15,695)	$(15,395)
Issuance of common stock	1,040,000	104	10,296	–	10,400
Net loss for the three months ended December 31, 2024	–	–	–	(6,312)	(6,312)
Balance, December 31, 2024	4,040,000	$404	$10,296	$(22,007)	$(11,307)

Balance, June 30, 2024	3,000,000	$300	$–	$(2,031)	$(1,731)
Issuance of common stock	1,040,000	104	10,296	–	10,400
Net loss for the six months ended December 31, 2024	–	–	–	(19,976)	(19,976)
Balance, December 31, 2024	4,040,000	$404	$10,296	$(22,007)	$(11,307)

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENT OF CASH FLOWS

For the six months ended December 31, 2024 (Unaudited)

For the six months ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,976)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization Expense	4,704
Accounts payable-related party	8,000
CASH FLOWS FROM OPERATING ACTIVITIES	(7,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	7,589
Issuance of stock for cash	10,400
CASH FLOWS FROM FINANCING ACTIVITIES	17,989

NET CHANGE IN CASH	10,717

Cash, beginning of period	499
Cash, end of period	$11,216

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–

Income taxes paid	$–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Mercalot Inc. (“the Company”) was incorporated on April 24, 2024 under the laws of the state of Wyoming. We are a development stage company that is providing an informational online commerce and classifieds platform, which are also known as online marketplace. We have purchased a mobile application known as “SafeDeal Connect”, which is already working and ready to use. Also, we have the website, which is a representation of our application and introduces its functions to users. Our executive and business office is located at C/ de l'Illa Formentera, 54, Quatre Carreres, 46026 Valencia, Spain, and our telephone number is +13072630861.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had no revenues for the six months ended December 31, 2024. The Company had an accumulated deficit of $22,007 at December 31, 2024, a net loss of $19,976 for the six months ended December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP.

The Company’s year-end is June 30.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since Inception has been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Fair Value of Financial Instruments

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates their fair value due to its short-term maturity.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended December 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

Note 4 – INTANGIBLE ASSETS

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

As of December 31, 2024, the Company purchased а mobile application and website for $47,000, which is being amortized over a five-year life. There was $4,704 of accumulated amortization as of December 31, 2024.

Note 5 – RELATED PARTY TRANSACTIONS

On April 30, 2024, we issued a total of 3,000,000 shares of restricted common stock to Blas Mayor Reyes, our officer and director in consideration of $300 at $0.0001 per share in exchange for the provision of his services to the Company: business plan development and market analysis; preparing the “Form S-1. Registration Statement”; preparing all supporting documents (including BYLAWS, Resolutions, Subscription Agreements, etc.); preparing the financial statements for the Company. The total estimated time for all services is 120 hours, and the Service Provider will be compensated with 3,000,000 shares in total.

As of December 31, 2024, the Company owed $56,819 to the Company’s directors, Blas Mayor Reyes and Isabel Marin Vargas, for the Company’s working capital purposes. The amount is outstanding and payable upon request.

Note 6 – COMMON STOCK

On April 30, 2024, the Company issued a total of 3,000,000 shares of restricted common stock to Blas Mayor Reyes, our officer and director, in consideration of $300 at $0.0001 per share in exchange for the provision of his services to the Company. Pursuant to the Service Agreement, dated April 30, 2024, Blas Mayor Reyes, our officer and director provided next services to the Company: business plan development and market analysis; preparing the “Form S-1. Registration Statement”; preparing all supporting documents (including BYLAWS, Resolutions, Subscription Agreements, etc.); preparing the financial statements for the Company. On July 5, 2024 was signed Act of Acceptance, confirming the implementation of Service Agreement.

In December 2024, the Company issued 1,040,000 shares of common stock for cash proceeds of $10,400 at $0.01 per share.

As of December 31, 2024, the Company had 4,040,000 shares issued and outstanding.

Note 7 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

Note 8 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended December 31, 2024 as follows:

	December 31, 2024	June 30, 2024
Net operating loss carry forward	$(4,621)	$(427)
Valuation allowance	4,621	427
Net deferred tax assets	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December 31, 2024	June 30, 2024
Computed “expected” tax expense (benefit)	$(4,621)	$(427)
Change in valuation allowance	4,621	427
Actual tax expense (benefit)	$–	$–

The Company has accumulated approximately $22,007 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2024, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the issuance of an additional 1,320,200 shares for $13,202 to 18 shareholders.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate" or "continue", or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF OUR BUSINESS

GENERAL INFORMATION

Mercalot Inc. was incorporated on April 24, 2024 under the laws of the state of Wyoming. We are a development stage company that is providing an e-commerce and classifieds platform, which are also known as online marketplace. We have purchased a mobile application known as “SafeDeal Connect”, which is already working, but we also intend to add more features to make the app better and offer wider range of services.

Currently, we have no employees, only our officers and directors Mr. Blas Mayor Reyes and Isabel Marin Vargas. Our executive and business office is located at C/ de l’Illa Formentera, 54, Quatre Carreres, 46026 Valencia, Spain, and our telephone number is +13072630861.

Our business is an online platform that combines the ability to place offers and orders for services, creating a convenient environment for interaction between buyers and service providers. “SafeDeal” aims to ensure the reliability and security of the entire process: from searching to dealings. The application strives to become a reliable partner that will support the user at every step. Our mission is to develop a convenient and secure platform. Starting in the Spanish market, we have significant plans for expansion into the broader European market.

Marketplace platforms hold immense relevance and importance in today’s interconnected and digital world. These platforms, where buyers and sellers converge to exchange goods, services, and ideas, play a pivotal role in shaping the modern economy. Here is why they are so significant:

Global Connectivity: marketplace platforms break down geographical barriers, connecting individuals and businesses on a global scale, meaning that sellers can reach a vast audience and buyers can access a diverse range of products and services from around the world.

Economic Empowerment: these platforms empower individuals and small businesses by providing a level playing field, allowing entrepreneurs to easily set up virtual storefronts, reaching potential customers without the need for a physical presence; this democratization of commerce contributes to economic empowerment.

Efficiency and Convenience: marketplace platforms streamline the buying and selling process, making it efficient and convenient by allowing users to browse, compare, and make a deal with just a few clicks, eliminating the traditional hassles associated with commerce.

Diverse Product and Service Offerings: our marketplace platform offers a comprehensive range of services and products, organized into the following categories:

•	Services:

-	Design (services in graphic design, logo creation, and branding, catering to businesses and individuals looking to enhance their visual identity);
-	Development and IT (web and software development, app development, IT support, and other technology services for clients seeking custom digital solutions);
-	SEO and Traffic (services to improve website search engine rankings, drive traffic, and optimize digital presence for businesses aiming to enhance online visibility);
-	Social Media and Advertising (social media management, digital marketing strategies, and online advertising services for brands looking to grow their audience and reach);
-	Audio, Video, and Shooting (professional services for video production, audio editing, photography, and videography for personal or commercial projects);
-	Texts and Translations (writing, copywriting, editing, and translation services across multiple languages for diverse content needs);
-	Business and Life (consulting services for business strategy, personal development, life coaching, and other professional advice tailored to personal and business growth).

•	Products:

-	iTunes & App Store (digital products and services available for purchase through major app platforms like iTunes and the App Store);
-	Audiobooks (audio versions of books across genres, catering to listeners seeking educational or recreational content);
-	Databases (collections of data and resources, including educational materials, industry data, and research tools);
-	Video and Audio Courses, Lessons (digital courses and lessons covering a wide range of topics, from professional skills to personal hobbies);
-	Web Sites (pre-built websites and templates for individuals and businesses looking to establish an online presence quickly);
-	Mobile Applications (access to and downloads of mobile applications for a variety of uses, from productivity to entertainment);
-	Access to Resources (subscriptions or one-time purchases for exclusive access to digital libraries, educational content, and other resources);
-	Game Accounts and Currency (virtual items such as game accounts and in-game currency for popular video games, catering to gaming enthusiasts);
-	Gift Certificates and Invitations (digital gift certificates for various services and personalized invitations for events and special occasions);
-	Forecasts and Social Networks (industry trend forecasts, market research reports, and tools to grow and manage social media presence);
-	Hosting (web hosting services for individuals and businesses, enabling them to host websites, applications, and digital content online);
-	Miscellaneous (user-uploaded products such as secondhand clothes, handmade crafts, and other physical items, creating a versatile marketplace for unique and personalized goods).

By offering a diverse selection of goods and services, our platform aims to serve a wide range of consumer preferences, from individual creators and small businesses to consumers looking for unique products and professional services. This diversity enhances our marketplace’s inclusiveness and caters to both digital and physical product needs.

Innovation Hub: these platforms often serve as hubs for innovation, where entrepreneurs can test new ideas, products, or services without significant upfront costs, fostering a culture of creativity and continuous improvement.

Data-Driven Insights: the data generated by marketplace platforms provide valuable insights into consumer behavior, market trends, and preferences, allowing businesses to make informed decisions and tailor their offerings to meet customer demands.

“SafeDeal” app is new and convenient online marketplace, where every seller can find their buyer and every customer can find what they need. The platform provides an opportunity for both sellers and buyers to place ads for goods and services they want to sell or buy. By combining accessibility, efficiency, and trust, the application transforms the way people in Spain engage in buying and selling, shaping a more connected and empowered society. We provide our customers with a user-friendly application that caters to both seasoned service providers and sellers and newcomers alike. The interface is designed with simplicity in mind, ensuring a smooth and intuitive experience for users of all backgrounds. Whether you’re looking to sell pre-loved items, discover unique treasures, or engage in professional service providing, “SafeDeal” has you covered. Here are services that we can offer in our application:

•	User-Friendly Interface (navigate effortlessly through the app’s clean and intuitive design, making buying and selling a breeze)
•	Protection of Personal Data (utilization of state-of-the-art encryption technologies to ensure the confidentiality of personal data; two-factor authentication for an additional layer of security)
•	Identity Verification (identity verification through email or nickname; blocking suspicious accounts)
•	Personalized Profiles (users can create their unique profile to showcase their listings, reviews, and ordering history; also, they have the ability to connect with other users and build a trusted network within the community)
•	Placing offers (users can create offers for the provision of various services; detailed descriptions, photos and prices allow you to present your services in the best possible way)
•	Ordering services (users can place orders for the services they need, specifying details and deadlines; users can also look for the services in the catalog of all the offers in the application; reviews and ratings help to choose the best performers)
•	Dynamic Categories (exploring a diverse range of categories, from electronics and fashion to real estate and services)
•	Chat and notifications (built-in chat for convenient communication between the client and the contractor; notifications about the status and changes in orders)
•	Customer Support (providing 24/7 customer support to address user queries and resolve potential issues)

The links for the “SafeDeal” application:

In Google Play – https://play.google.com/store/apps/details?id=sdc.connect

In App Store – https://apps.apple.com/us/app/safe-deal-connect/id6477819843

Website – safedealconnect.com/

There are also several features that we intend to successfully implement in the future:

•	Premium accounts for users: Introducing a paid package for users that provides additional features such as access to exclusive services, advanced search capabilities, and personalized recommendations.
•	Paid packages for the contractors: Fulfillers can subscribe to premium packages to increase visibility and the number of orders. Packages may include priority visibility, the ability to add more photos, or highlighting in search results.
•	Advertising campaign options: Introducing paid options for service providers and businesses to promote their services to their target audience through customized advertising campaigns.
•	Affiliate programs: Creating affiliate programs for other businesses and services that allow you to receive commissions from genuine sales made through affiliate links or promotional codes.
•	Analytics and data: Collecting and analyzing user data to provide insights to product sellers and service providers. This could include anonymized data on user’s search history, their preferences and requirements. Charging fees for access to this data. The prices for data analytics can vary depending on the level of access and the type of data provided.
•	Additional services: Offering additional paid services, such as transaction security consultations, insurance, and other services that improve the user experience.

For a better understanding of how the “SafeDeal” app works, let’s consider two scenarios of using the app:

I.	Ordering a service

1)	the user registers or logs into their account
2)	then access the catalog of posted services and goods
3)	use filters to specify a service or product for a smaller sample or enter the name in the search field
4)	select the service or product of interest and contact the seller to receive it using the appropriate button in the service window

II.	Placing a service

1)	after logging in to the application, click the create service button
2)	select the type: sale of a service or product, category, write a description and set a price
3)	the created service or product is put up for sale and displayed in the catalog, wait for your buyer

We plan constantly expand the functionality in our services to make our application more attractive for our consumers. We have purchased the mobile application with LABRIS LIMITED for iOS and Android platforms and the website for total consideration of US $47,000.

The Company’s revenues are expected to be derived mostly from advertising and partnerships, but there are also several revenue opportunities that we intend to use in the future, such as premium account subscriptions, paid packages for the contractors, affiliate programs, analytics and data, additional paid services, such as transaction security consultations, insurance, and other services that improve the user experience. For a more detailed description of all earning opportunities, see the “Revenue” section below.

REVENUE

•	Advertising – generating income through in-app advertising, including:

-	Banner ads that will feature static or animated images or media and will be strategically positioned in prominent areas of the app. This form of advertising is appealing as it can increase exposure for a wide range of services and products, leading to potential customer leads.
-	Pop-up windows that represent another impactful aspect of our advertising services, these pop-ups will appear at the center of the screen, effectively capturing the attention of users.

•	Partnerships – generating revenue through collaborations with companies offering services via the app, including:

-	Lead Generation Fees – a commission for every customer referred to partner companies through the marketplace.
-	Listing Fees – charging partner companies a fee to list their services or products in the top of the marketplace.

We will negotiate agreements where the platform earns a share of the increased revenue that partner companies receive from our referrals. The partnership provides top priority to services and products in the catalog list, their recommendation to customers and, as a result, attracting users’ attention to the services and products of the partners.

Current Service Pricing:

•	Advertising: $0.50-$1.00 per click or monthly advertising $150-$1,000 for pop-up window; $400-$700 monthly for banner ads.
•	Partnerships: $5-$25 for the placed service or product or $500-$1000 monthly subscription for all placements of the partner.

In future the additional source of revenue could be through other services:

•	Premium accounts for users: Introducing a paid package for users that provides additional features such as access to exclusive services, advanced search capabilities, and personalized recommendations.
•	Paid packages for the contractors: Fulfillers can subscribe to premium packages to increase visibility and the number of orders. Packages may include priority visibility, the ability to add more photos, or highlighting in search results.
•	Advertising campaign options: Introducing paid options for service providers and businesses to promote their services to their target audience through customized advertising campaigns.
•	Affiliate programs: Creating affiliate programs for other businesses and services that allow you to receive commissions from genuine sales made through affiliate links or promotional codes.
•	Analytics and data: Collecting and analyzing user data to provide insights to product sellers and service providers. This could include anonymized data on user’s search history, their preferences and requirements. Charging fees for access to this data. The prices for data analytics can vary depending on the level of access and the type of data provided.
•	Additional services: Offering additional paid services, such as transaction security consultations, insurance, and other services that improve the user experience.

Future Service Pricing:

•	Premium accounts for users: $10-$30 monthly subscription.
•	Paid packages for the contractors: $200-$500 per package, depending on the type of the package.
•	Advertising campaign options: $1-$3 per click or monthly advertising $200-$1,000
•	Affiliate programs: $500-$2,000 per program, depending on the type of the program
•	Analytics and data: $50-$200 per report, depending on the level of detail and analysis provided.
•	Additional services: additional $10-$30 monthly subscription.

The “Current Service Pricing” and “Future Service Pricing” sections reflect price ranges that have been determined based on market analysis, industry standards, and the perceived value of our offerings. These price estimates are dynamic and may be adjusted in response to a variety of elements, such as shifts in the market, improvements to services, and input from customers.

OUR ASSET MOBILE APPLICATION AND WEBSITE

We have a mobile application for Android and IOS platforms known as “SafeDeal Connect”. The address in Play Market is https://play.google.com/store/apps/details?id=sdc.connect and in App Store – https://apps.apple.com/us/app/safe-deal-connect/id6477819843. Our app is ready to use, but we also intend to add more features to make the app better and offer wider range of services.

The backend infrastructure of our application is built on the Node.js software platform, employing the Express.js framework to streamline communication with the client via HTTP requests. For the backend, MongoDB, a NoSQL database, is integrated to enhance flexibility and scalability in handling dynamic data. MongoDB’s document-oriented approach proves invaluable, allowing seamless adaptation to evolving data structures. On the front end, the user interface is constructed using the React JavaScript library, known for its declarative and efficient approach to building interactive UIs. React’s component-based architecture facilitates modular and maintainable code, contributing to a smooth and responsive user experience.

The main functionality features and opportunities of the application are:

•	user registration via email
•	view and edit your profile
•	saving and further viewing of your favorite offers
•	change the application theme from light to dark
•	the ability to contact support
•	change the language to the user’s preference: English or Spanish
•	placing orders and offers
•	viewing services and offers of other users, searching them by category, cost, and novelty
•	chat to communicate with the service provider

Here are some of the technologies that we intend successfully work with and which will be implemented in our project, and the next steps in developing “SafeDeal” application will be:

•	improvement of security and privacy system
•	improvement of user chat
•	location-Based Searches
•	analytics and data
•	additional services, such as transaction security consultations, insurance, and other services that improve the user experience
•	affiliate programs
•	premium accounts for users
•	targeted advertising

Our website (safedealconnect.com/) is for informational purposes only and does not have the functionality of a mobile application. It provides users with information about the “SafeDeal” app, our company and contacts.

MARKET OVERVIEW

According to the recent reaches of Forbes, by 2027, 23% of retail purchases are expected to take place online and the e-commerce market is expected to total over $7.9 trillion. Various marketplaces make it possible not only to shop online but also to order various services, from painting to software development, without even leaving home. To quote the above-mentioned Forbes article: “If you’re looking for a way to boost your sales and take your business to new heights, e-commerce should be on your radar.” Therefore, it goes without saying that e-commerce is at the peak of popularity and continues to grow rapidly.

Spain is no exception. According to Statistic, a global data and business intelligence platform, retail e-commerce sales compound annual growth rate (CAGR) from 2024 to 2028 in Spain is 8.22% annually. In addition, there are other factors that demonstrate the relevance of online marketplaces in our days:

-	Gig economy activities are gaining popularity among independent professionals and entrepreneurs, making such platforms relevant to this rapidly growing audience.
-	The general trend towards a mobile lifestyle in Spanish society is driving the popularity of mobile apps for various daily tasks, including searching and providing services.
-	Taking into account local cultural aspects and peculiarities of the Spanish market allows creating a product that more closely matches the expectations and needs of users.
-	Such platforms can act as a catalyst for the development and support of small businesses and freelancers, adding social and economic value.

As the digital economy evolves, “SafeDeal Connect” remains dedicated to connecting, empowering, and providing a dynamic platform for individuals and businesses to thrive in the Spanish e-commerce ecosystem.

COMPETITION

There are numerous global companies in the industry. Among them: Craigslist, Gumtree, OLX, Mercari and others. They provide their services in English and other different languages, as usual, but all of these companies operate in Spain, or at least in some parts of it, but they are focused on the global market rather than on a specific country, so we believe that we can start by carving out a niche in the Spanish market. Most of these companies are privately held; therefore, our future competitors will be substantially larger than our Company and have greater financial and technical resources, industry expertise, and managerial capabilities than we have. Most of our competitors benefit from established brand awareness with current and prospective customers.

We believe that industry competition for customers is primarily based on brand recognition, marketing, price, and quality of service. We hope to be able to compete effectively based on these factors though we primarily hope to develop a niche market firstly in Spain then we plan to operate over the European countries.

MARKETING & SALES STRATEGY

A significant portion of our earnings will be allocated to enhancing our mobile application’s improvement and expanding its functionality. This investment aims to attract a broader audience and enhance the appeal of our services. Additionally, a substantial share of our revenue will be dedicated to advertising and marketing efforts to promote our services effectively.

Firstly, our officers and directors, Blas Mayor Reyes and Isabel Marin Vargas will promote our products mouth-to-mouth and present our platform “SafeDeal Connect” as full working convenient online marketplace. Eventually, we intend to employ the freelance marketing manager, who will be response for the online advertising and sales.

We plan for our app to be marketed in such ways:

-	Unique Selling Proposition (we clearly define our advantages apart from competitors and will use them to promote our product).
-	Brand Identity (developing a strong and consistent brand identity across all channels).
-	Search Engine Optimization (optimizing content for search engines to improve visibility).
-	Social Media Presence (utilizing platforms relevant to our audience for engagement and promotions).
-	Blog Articles and Guides (sharing valuable content related to our marketplace to attract and educate users).
-	Video Content (creating engaging videos showcasing the benefits of our app and its features).
-	User-generated Content (encouraging users to share their experiences on social media and within the app).
-	Identify Influencers (collaborating with influencers in our industry to extend our reach).
-	Strategic Alliances (forming partnerships with complementary businesses to cross-promote).
-	Continuous Evaluation (regularly assessing and adapting strategies based on market trends and user feedback).
-	Leverage Positive Feedback (showcasing positive user reviews and testimonials to build trust).
-	Localized Marketing (tailoring campaigns for specific regions or cultures).
-	Community Building (fostering a sense of community among users through forums and social media).

If we do not have enough money for marketing campaign it can badly effect on our business.

EMPLOYEES; CONTRACTS

We have no employees other than our officers and directors, Blas Mayor Reyes and Isabel Marin Vargas.

OFFICES

Our business office is located at C/ de l’Illa Formentera, 54, Quatre Carreres, 46026 Valencia, Spain and our phone number is +13072630861.

GOVERNMENT AND INDUSTRY REGULATION

We must adhere to all relevant laws and regulations that pertain directly or indirectly to our operations, including United States securities laws. Compliance with all regulations, rules, and directives from governmental authorities and agencies is mandatory for our services in Spain and for operating any facility in any jurisdiction where we conduct activities.

We hold the view that government regulation will not significantly affect our business operations.

EMERGING GROWTH COMPANY STATUS UNDER THE JOBS ACT

Mercalot Inc. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1,07 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

•	The first fiscal year after its annual revenues exceed $1,07 billion;

•	The first fiscal year after the fifth anniversary of its IPO;

•	The date on which the company has issued more than $1,07 billion in non-convertible debt during the previous three-year period; and

•	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

•	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

•	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

•	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

•	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

•	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

•	The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

•	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

•	The requirements under Sections 14A (a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Election under Section 107(b) of the JOBS Act

As an emerging growth company, we have made the irrevocable election to not adopt the extended transition period for complying with new or revised accounting standards under Section 107(b), as added by Section 102(b), of the JOBS Act.  This election allows companies to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

DESCRIPTION OF PROPERTY

OFFICES

Our business office is located at C/ de l’Illa Formentera, 54, Quatre Carreres, 46026 Valencia, Spain. The office was provided by our officer and president Mr. Mayor Reyes for free use, without any payment. Based on current market rates for similar office spaces in the Valencia area, the approximate dollar value of this office space is $600 per month or $7,200 per year. Our telephone number is +13072630861.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including the information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of some important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. We have limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe that we will be able to raise enough money through this offering to expand operations but we cannot guarantee that once we expand operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We have incurred $19,976 of operating expenses for the six months ended December 31, 2024.

Our independent registered public accountant has issued a going concern opinion. This means that there is a doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to continue our proposed operations but we cannot guarantee that once we continue operations we will stay in business after doing so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan and our business operations. So, for these reasons, there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $11,216 as of December 31, 2024. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Isabel Marin Vargas and Blas Mayor Reyes, our directors, who verbally agreed that they may be willing to provide funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

We have entered into the Mobile Application and Website Purchase Agreement with LABRIS LIMITED, Office 4, 219 Kensington High Street, Kensington, London County, W8 6BD England (the “Developer”) for the amount of $47,000. We have filed the Agreement as the Exhibit 10.2 to this Registration Statement.

Currently, we have a working mobile application for Android and IOS platforms, known as “SafeDeal Connect”. The address in Play Market is https://play.google.com/store/apps/details?id=sdc.connect and in App Store – https://apps.apple.com/us/app/safe-deal-connect/id6477819843. We also have a website (safedealconnect.com/) for informational purposes only. It provides users with information about the “SafeDeal” app, our company and contacts. In addition, we plan to refine it, expand its functionality and implement a lot of new useful features and systems.

As of December 31, 2024, our directors Mr. Mayor Reyes and Isabel Marin Vargas have verbally agreed to loan the Company the funds to pay company expenses and keep on top of the business development. Being a development stage company, we have very limited operating history. After the twelve months period we may need additional financing.

As at December 31, 2024, our total assets were $53,512. Total assets were comprised of $11,216 in current assets and $42,296 in intangible assets.

As at December 31, 2024, our current liabilities were $64,819 and Stockholders’ deficit was $11,307.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended December 31, 2024 net cash flows used in operating activities was negative $7,272.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended December 31, 2024 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended December 31, 2024 net cash flows used in financing activities was $17,989.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the six months ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2025.

Mercalot Inc., Registrant

By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

Pursuant to the requirements of the Securities Act of 1933, this quarterly report has been signed by the following persons in the capacities and on the dates indicated.

Dated: February 12, 2025	By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

	By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

