Form 10-Q
period 2025-03-31
Mercalot Inc.
filed 2025-05-08
CIK 2029014

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,735,200 common shares issued and outstanding as of May 8, 2025.

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

Mercalot Inc.

BALANCE SHEETS

	As of March 31, 2025 (Unaudited)	As of June 30, 2024 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$34,849	$499
Total Current Assets	34,849	499
Total Intangible Assets, Net	39,944	47,000

Total Assets	$74,793	$47,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$6,000	$–
Accounts payable-related party	11,000	–
Deferred revenue	6,900	–
Related party loan	56,982	49,230
Total Current Liabilities	80,882	49,230

Total Liabilities	80,882	49,230

Commitments and Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,735,200 and 3,000,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	574	300
Additional paid in capital	27,078	–
Accumulated deficit	(33,741)	(2,031)
Total Stockholders’ Deficit	(6,089)	(1,731)

Total Liabilities and Stockholders’ Deficit	$74,793	$47,499

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF OPERATIONS

For the three and nine months ended March 31, 2025 and 2024 (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024

REVENUES	$300	$–	$300	$–

OPERATING EXPENSES
General and Administrative Expenses	(9,682)	–	(24,954)	–
Amortization	(2,352)	–	(7,056)	–
TOTAL OPERATING EXPENSES	(12,035)	–	(32,010)	–

LOSS FROM OPERATIONS	(11,734)	–	(31,710)	–

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(11,734)	$–	(31,710)	$–

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$–	(0.00)	$–

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,119,151	–	3,762,951	–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the three and nine months ended March 31, 2025 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	4,040,000	$404	$10,296	$(22,007)	$(11,307)
Issuance of common stock	1,695,200	170	16,782	–	16,952
Net loss for the three months ended March 31, 2025	–	–	–	(11,734)	(11,734)
Balance, March 31, 2025	5,735,200	$574	$27,078	$(33,741)	$(6,089)

Balance, June 30, 2024	3,000,000	$300	$–	$(2,031)	$(1,731)
Issuance of common stock	2,735,200	274	27,078	–	27,352
Net loss for the nine months ended March 31, 2025	–	–	–	(31,710)	(31,710)
Balance, March 31, 2025	5,735,200	$574	$27,078	$(33,741)	$(6,089)

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENT OF CASH FLOWS

For the nine months ended March 31, 2025 (Unaudited)

For the nine months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,710)
Adjustments to reconcile net loss to net cash used in operations:
Amortization Expense	7,056
Deferred Revenue	6,900
Accounts payable	6,000
Accounts payable-related party	11,000
Net Cash used in Operating Activities	(754)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	7,752
Issuance of stock	27,352
Net Cash provided by Financing Activities	35,104

NET CHANGE IN CASH	34,350

Cash, beginning of period	499
Cash, end of period	$34,849

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–

Income taxes paid	$–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $300 revenues for the nine months ended March 31, 2025. The Company had an accumulated deficit of $33,741 of March 31, 2025, a net loss of $31,710 for the nine months ended March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended March 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of March 31, 2025, the Company purchased а mobile application and website for $47,000, which is being amortized over a five-year life. There was $7,056 оf accumulated amortization as of March 31, 2025.

Note 5 – RELATED PARTY TRANSACTIONS

On April 30, 2024, we issued a total of 3,000,000 shares of restricted common stock to Blas Mayor Reyes, our officer and director in consideration of $300 at $0.0001 per share in exchange for the provision of his services to the Company: business plan development and market analysis; preparing the "Form S-1. Registration Statement"; preparing all supporting documents (including BYLAWS, Resolutions, Subscription Agreements, etc.); preparing the financial statements for the Company. The total estimated time for all services is 120 hours, and the Service Provider will be compensated with 3,000,000 shares in total.

As of March 31, 2025, the Company owed $56,982 to the Company’s directors, Blas Mayor Reyes and Isabel Marin Vargas, for the Company’s working capital purposes. The amount is outstanding and payable upon request.

Note 6 – COMMON STOCK

On April 30, 2024, the Company issued a total of 3,000,000 shares of restricted common stock to Blas Mayor Reyes, our officer and director, in consideration of $300 at $0.0001 per share in exchange for the provision of his services to the Company. Pursuant to the Service Agreement, dated April 30, 2024, Blas Mayor Reyes, our officer and director provided next services to the Company: business plan development and market analysis; preparing the "Form S-1. Registration Statement"; preparing all supporting documents (including BYLAWS, Resolutions, Subscription Agreements, etc.); preparing the financial statements for the Company. On July 5, 2024 was signed Act of Acceptance, confirming the implementation of Service Agreement.

In December 2024, the Company issued 1,040,000 shares of common stock for cash proceeds of $10,400 at $0.01 per share.

In January 2025, the Company issued 1,095,200 shares of common stock for cash proceeds of $10,952 at $0.01 per share.

In February 2025, the Company issued 445,000 shares of common stock for cash proceeds of $4,450 at $0.01 per share.

In March 2025, the Company issued 155,000 shares of common stock for cash proceeds of $1,550 at $0.01 per share.

As of March 31, 2025, the Company had 5,735,200 shares issued and outstanding.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended March 31, 2025 as follows:

	March 31, 2025	June 30, 2024
Tax benefit (expenses) at U.S. statutory rate	$(7,086)	$(427)
Change in valuation allowance	7,086	427
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	March 31, 2025	June 30, 2024
Net operating loss	$(7,086)	$(427)
Valuation allowance	7,086	427
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $33,741 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the nine months ended March 31, 2025 we generated $300 of revenue. We have incurred $32,010 of operating expenses for the nine months ended March 31, 2025.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $34,849 as of March 31, 2025. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Isabel Marin Vargas and Blas Mayor Reyes, our directors, who verbally agreed that they may be willing to provide funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

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

As of March 31, 2025, our directors Mr. Mayor Reyes and Isabel Marin Vargas have verbally agreed to loan the Company the funds to pay company expenses and keep on top of the business development. Being a development stage company, we have very limited operating history. After the twelve months period we may need additional financing.

As of March 31, 2025, our total assets were $74,793. Total assets were comprised of $34,849 in current assets and $39,944 in intangible assets.

As of March 31, 2025, our current liabilities were $80,882 and Stockholders’ deficit was $6,089.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended March 31, 2025 net cash flows used in operating activities was $754.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2025 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2025 net cash flows provided by financing activities was $35,104.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2025.

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

Dated: May 8, 2025	By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

	By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

