Form 10-K
period 2025-06-30
Mercalot Inc.
filed 2025-08-12
CIK 2029014

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2025

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-281804

MERCALOT INC.
(Exact name of small business issuer as specified in its charter)

Wyoming	7380	36-5105082
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

C/ de l’Illa Formentera, 54, Quatre Carreres,

46026 Valencia, Spain

Telephone: +13072630861

Email: mercalot.inc@safedealconnect.com

(Name, address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Common stock $0.01 per share; 5,735,200 common shares issued and outstanding as of August 12, 2025.

i

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified using terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Global Connectivity: marketplace platforms break down geographical barriers, connecting individuals and businesses on a global scale, meaning that sellers can reach a vast audience, and buyers can access a diverse range of products and services from around the world.

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

“SafeDeal” app is new and convenient online marketplace, where every seller can find their buyer and every customer can find what they need. The platform provides an opportunity for both sellers and buyers to place ads for goods and services they want to sell or buy. By combining accessibility, efficiency, and trust, the application transforms the way people in Spain engage in buying and selling, shaping a more connected and empowered society. We provide our customers with a user-friendly application that caters to both seasoned service providers and sellers and newcomers alike. The interface is designed with simplicity in mind, ensuring a smooth and intuitive experience for users of all backgrounds. Whether you’re looking to sell pre-loved items, discover unique treasures, or engage in professional service providing, “SafeDeal” has you covered. Here are services that we can offer in our application:

•	User-Friendly Interface (navigate effortlessly through the app’s clean and intuitive design, making buying and selling a breeze)
•	Protection of Personal Data (utilization of state-of-the-art encryption technologies to ensure the confidentiality of personal data; two-factor authentication for an additional layer of security)
•	Identity Verification (identity verification through email or nickname; blocking suspicious accounts)
•	Personalized Profiles (users can create their unique profile to showcase their listings, reviews, and ordering history; also, they can connect with other users and build a trusted network within the community)
•	Placing offers (users can create offers for the provision of various services; detailed descriptions, photos and prices allow you to present your services in the best possible way)
•	Ordering services (users can place orders for the services they need, specifying details and deadlines; users can also look for the services in the catalog of all the offers in the application; reviews and ratings help to choose the best performers)
•	Dynamic Categories (exploring a diverse range of categories, from electronics and fashion to real estate and services)
•	Chat and notifications (built-in chat for convenient communication between the client and the contractor; notifications about the status and changes in orders)
•	Customer Support (providing 24/7 customer support to address user queries and resolve potential issues)

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

Spain is no exception. According to Statistic, a global data and business intelligence platform, retail e-commerce sales compound annual growth rate (CAGR) from 2024 to 2028 in Spain is 8.22% annually. In addition, there are other factors that demonstrate the relevance of online marketplaces in our days:

-	Gig economy activities are gaining popularity among independent professionals and entrepreneurs, making such platforms relevant to this rapidly growing audience.
-	The general trend towards a mobile lifestyle in Spanish society is driving the popularity of mobile apps for various daily tasks, including searching and providing services.
-	Considering local cultural aspects and peculiarities of the Spanish market allows creating a product that more closely matches the expectations and needs of users.
-	Such platforms can act as a catalyst for the development and support of small businesses and freelancers, adding social and economic value.

As the digital economy evolves, “SafeDeal Connect” remains dedicated to connecting, empowering, and providing a dynamic platform for individuals and businesses to thrive in the Spanish e-commerce ecosystem.

COMPETITION

There are numerous global companies in the industry. Among them: Craigslist, Gumtree, OLX, Mercari and others. They provide their services in English and other different languages, as usual, but all these companies operate in Spain, or at least in some parts of it, but they are focused on the global market rather than on a specific country, so we believe that we can start by carving out a niche in the Spanish market. Most of these companies are privately held; therefore, our future competitors will be substantially larger than our Company and have greater financial and technical resources, industry expertise, and managerial capabilities than we have. Most of our competitors benefit from established brand awareness with current and prospective customers.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity.

Mercalot Inc. has implemented basic but targeted cybersecurity risk management measures appropriate for its early-stage operations and limited digital footprint. As a digital marketplace operating in a primarily cloud-based environment, the Company’s exposure to cybersecurity threats is continuously monitored by executive management.

The Company currently relies on third-party hosting and software providers for its core platform operations, email communications, and data storage. These vendors maintain their own cybersecurity programs, which include network protection, access controls, and incident response procedures. While Mercalot Inc. does not yet employ a dedicated IT security team, its directors are actively involved in overseeing operational and technological risk, including cybersecurity.

Executive management, consisting of the Chief Executive Officer and the Board, is responsible for identifying, evaluating, and responding to potential cyber risks. The Company periodically reviews its internal systems and third-party vendor protocols to assess vulnerabilities and ensure secure handling of sensitive business information.

To date, Mercalot Inc. has not experienced any material cybersecurity incidents, and no specific threat has materially affected or is reasonably likely to materially affect the Company’s business strategy, operations, or financial condition. However, the Company recognizes that its reliance on cloud infrastructure and digital communication tools poses an ongoing cybersecurity risk and will continue to assess and strengthen controls as operations scale.

Management plans to formalize its cybersecurity policies and implement internal training protocols as the business grows.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board currently. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 30, 2025 no shares of our common stock have traded.

Number of Holders

As of June 30, 2025, the 5,735,200 issued and outstanding shares of common stock were held by a total of 38 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2025 and 2024

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

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

There were 5,735,200 shares of common stock issued and outstanding as of June 30, 2025.

Purchase of our Equity Securities by Officers and Directors

On April 30, 2024, the Company issued a total of 3,000,000 shares of restricted common stock to Blas Mayor Reyes, our officer and director, in consideration of $300 at $0.0001 per share in exchange for the provision of his services to the Company. Pursuant to the Service Agreement, dated April 30, 2024, Blas Mayor Reyes, our officer and director provided next services to the Company: business plan development and market analysis; preparing the “Form S-1. Registration Statement”; preparing all supporting documents (including BYLAWS, Resolutions, Subscription Agreements, etc.); preparing the financial statements for the Company. On July 5, 2024 was signed Act of Acceptance, confirming the implementation of Service Agreement. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended June 30, 2025 and June 30,2024:

Revenue and cost of goods sold

For the year ended June 30, 2025 the Company generated total revenue of $3,900 from services to the customers.

For the year ended June 30, 2024 the Company generated total revenue of $0 from services to the customers.

Operating expenses

Total operating expenses for the year ended June 30, 2025 were $40,165. The operating expenses for the year ended June 30, 2025 included consulting services of $14,000; bank charges of $225; depreciation expense of $9,408; legal fees of $1,892; audit fees of $11,000; professional fees of $3,640.

Total operating expenses for the year ended June 30, 2024 were $2,031. The operating expenses for the year ended June 30, 20254 included bank charges of $32; legal fees of $1,500; professional fees of $499.

Net Loss

The net loss for the year ended June 30, 2025 was $36,265.

The net loss for the year ended June 30, 2024 was $2,031.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2025, the Company had cash of $39,246. Furthermore, the Company had a working deficit of $10,644.

During the year ended June 30, 2025, the Company provided $3,643 of cash in operating activities due to its net loss and increase in deferred revenue of $16,500, increase in accounts payable of $14,000 and depreciation of $9,408.

During the year ended June 30, 2025, the Company used $0 of cash in investing activities.

During the year ended June 30, 2025, the Company generated $35,104 of cash in financing activities.

At year ended June 30, 2024, the Company had cash of $499. Furthermore, the Company had an accumulated deficit of $1,731.

During the year ended June 30, 2024, the Company used $2,031 of cash in operating activities due to its net loss.

During the year ended June 30, 2024, the Company used $47,000 of cash in investing activities.

During the year ended June 30, 2024, the Company generated $49,530 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Mercalot Inc.

FINANCIAL STATEMENTS

Year ended June 30, 2025 and From April 24, 2024 (Inception) through June 30, 2024

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

Report of Independent Registered Public Accounting Firm

To the Owners and

Board of Directors of Mercalot, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mercalot, Inc. (the “Company”) as of June 30, 2025 and June 30, 2024, and the related statements of operations, stockholders’ deficit, and cash flows from inception date of April 24, 2024 to June 30, 2025 and the year ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows from inception date of April 24, 2024 to June 30, 2025 and the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, Going Concern, to the financial statements, the Company has an accumulated deficit of $38,296 as of June 30, 2025, and net loss of $36,265. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Victor Mokuolu, CPA, PLLC

We have served as the Company’s auditor since 2024.

Houston, Texas

August 12, 2025 PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

Mercalot Inc.

BALANCE SHEETS

	As of June 30, 2025	As of June 30, 2024
ASSETS

Current Assets
Cash and cash equivalents	$39,246	$499
Total Current Assets	39,246	499

Total Intangible Assets, Net	37,592	47,000

Total Assets	$76,838	$47,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable-related party	$14,000	$–
Deferred revenue	16,500	–
Related party loan	56,982	49,230
Total Current Liabilities	87,482	49,230

Total Liabilities	87,482	49,230

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,735,200 and 3,000,000 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	574	300
Additional paid in capital	27,078	–
Accumulated deficit	(38,296)	(2,031)
Total Stockholders’ Deficit	(10,644)	(1,731)

Total Liabilities and Stockholders’ Deficit	$76,838	$47,499

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF OPERATIONS

Year ended June 30, 2025 and From April 24, 2024 (Inception) through June 30, 2024

	Year ended June 30, 2025	From April 24, 2024 (Inception) through June 30, 2024
REVENUES	$3,900	$–

OPERATING EXPENSES
General and Administrative Expenses	(30,757)	(2,031)
Amortization	(9,408)	–
TOTAL OPERATING EXPENSES	(40,165	(2,031)

LOSS FROM OPERATIONS	(36,265)	(2,031)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(36,265)	$(2,031)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,254,662	3,000,000

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Year ended June 30, 2025 and From April 24, 2024 (Inception) through June 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Inception, April 24, 2024	–	$–	$–	$–	$–
Shares issued prematurely for subscription agreement on April 30, 2024	3,000,000	300	–	–	300
Net loss for the period From April 24, 2024 (Inception) through June 30, 2024	–	–	–	(2,031)	(2,031)
Balance, June 30, 2024	3,000,000	$300	$–	$(2,031)	$(1,731)

Issuance of common stock	2,735,200	274	27,078	–	27,352
Net loss for the year ended June 30, 2025	–	–	–	(36,265)	(36,265)
Balance, June 30, 2025	5,735,200	$574	$27,078	$(38,296)	$(10,644)

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF CASH FLOWS

Year ended June 30, 2025 and From April 24, 2024 (Inception) through June 30, 2024

	Year ended June 30, 2025	From April 24, 2024 (Inception) through June 30, 2024
CASH USED IN OPERATING ACTIVITIES
Net loss	$(36,265)	$(2,031)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Amortization Expense	9,408	–
Change in assets and liabilities:
Deferred Revenue	16,500	–
Accounts payable-related party	14,000	–
Net Cash provided by (used in) Operating Activities	3,643	(2,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mobile Application and Website	–	(47,000)
CASH USED IN INVESTING ACTIVITIES	–	(47,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	7,752	49,230
Issuance of stock	27,352	300
Net Cash provided by Financing Activities	35,104	49,530

NET CHANGE IN CASH	38,747	499

Cash, beginning of period	499	–
Cash, end of period	$39,246	$499

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2025

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Mercalot Inc. (“the Company”) was incorporated on April 24, 2024 under the laws of the state of Wyoming. We are a development stage company that is providing an informational online commerce and classifieds platform, which are also known as online marketplace. We have purchased a mobile application known as “SafeDeal Connect”, which is already working and in use. Also, we have the website, which is a representation of our application and introduces its functions to users. Our executive and business office is located at C/ de l'Illa Formentera, 54, Quatre Carreres, 46026 Valencia, Spain, and our telephone number is +13072630861.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $3,900 revenues for the year ended June 30, 2025, compared to $0 from April 24, 2024 (Inception) through June 30, 2024 . The Company had an accumulated deficit of $38,296 as of June 30,2025, and a net loss of $36,265 for the year ended June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets.
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates their fair value due to their short-term maturity.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The Company believe to have potential dilutive effects with warrants, convertible debt, etc. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended June 30, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

On November 27, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The biggest change in the ASU is the requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid information.

We have reviewed all other the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

Note 4 – INTANGIBLE ASSETS

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

As of June 30, 2025, the Company purchased a mobile application and website for $47,000, which is being amortized over a five-year life. There was $9,408 of accumulated amortization as of June 30, 2025

Note 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2025, the Company owed $56,982 to the Company’s directors, Blas Mayor Reyes and Isabel Marin Vargas, for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

As of June 30, 2025, the Company had 5,735,200 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the year ended June 30, 2025 and from April 24, 2024 (Inception) through June 30, 2024 as follows:

	Year ended June 30, 2025	From April 24, 2024 (Inception) through June 30, 2024
Tax benefit (expenses) at U.S. statutory rate	$(8,042)	$(2,031)
Change in valuation allowance	$8,042	$2,031
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Year ended June 30, 2025	From April 24, 2024 (Inception) through June 30, 2024
Net operating loss	$(7,616)	$(427)
Valuation allowance	$7,616	$427
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $36,265 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at June 30, 2025, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Insider Trading Policies and Procedures

As of June 30, 2025, we do not maintain a formal insider trading policy or procedures governing the purchase, sale, or other disposition of our securities by directors, officers, or employees. This is due to our early-stage operations, limited resources, and the lack of equity awards granted to management or staff during the reporting period. We intend to adopt a formal insider trading policy in the future as our corporate governance structures evolve.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officers and directors, their names, age, and their positions as of the date of this report are as follows:

Name and Address	Age	Position(s)
Blas Mayor Reyes	39	President,
C/ de l’Illa Formentera, 54, Quatre Carreres,		Chief Financial Officer,
46026 Valencia, Spain		Chief Executive Officer,
		Director

Isabel Marin Vargas	62	Director
C/ de l’Illa Formentera, 54, Quatre Carreres,
46026 Valencia, Spain

Blas Mayor Reyes and Isabel Marin Vargas have been holding the above stated positions since the inception of the Company and are expected to hold them until the next annual meeting of our stockholders. Thereby, Mr. Blas Mayor Reyes and Isabel Marin Vargas are currently the Officers/Directors and control persons of Mercalot Inc.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

Blas Mayor Reyes, age 39

Mr. Mayor Reyes has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on April 24, 2024.

He has got the bachelor of Business Administration in Breda University of Applied Sciences. He has been self-employed for the last 5 years.

His role in most projects was to provide advisory services, develop the company’s strategy and promote various products on the market. He has also completed QA and Test Automation courses and participated in software development projects, which has provided him with a strong technical background in understanding the processes of creating and promoting mobile applications.

Blas Mayor Reyes possesses qualities such as creativity, leadership skills, analytical abilities, persuasive power, inspirational capacity, team unification, sociability, stress tolerance, and responsibility. These attributes lead us to conclude that he is well-suited to manage our business.

Isabel Marin Vargas, age 62

Isabel Marin Vargas has served as Director since its incorporation on April 24, 2024.

She has extensive experience in sales and has been involved in procurement for different businesses and sales promotion in various industries. She has completed courses in marketing and sales strategies and has widely applied her knowledge in practice.

For the last 10 years, she has been working for herself, consulting clients in developing sales strategies and successfully investing in diverse public companies.

Isabel Marin Vargas’ experience is very valuable for our company, and her dedication, creativity, communication skills and responsibility will help to run our business effectively.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

In the event that we register under the Securities Exchange Act of 1934 (the “Exchange Act” or “1934 Act”), Section 16(a) of that act will require our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders will be required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Item 11. Executive Compensation

Since inception, we have not paid any compensation to our officers or directors. The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period June 30, 2025.

SUMMARY COMPENSATION TABLE

Name						Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred Compen-	All Other
Principal				Stock	Option	Compen-	sation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals

Blas Mayor Reyes, President, CEO, CFO	2024-2025	$0	$0	$300	$0	$0	$0	$0	$300

Isabel Marin Vargas, Director	2024-2025	$1,000	$0	$0	$0	$0	$0	$0	$14,000

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2025

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
								Awards:	Payout
			Equity					Number of	Value of
			Incentive			Number		Unearned	Unearned
			Plan Awards;			of	Market	Shares,	Shares,
	Number of	Number of	Number of			Shares	Value of	Units or	Units or
	Securities	Securities	Securities			or Units	Shares or	Other	Other
	Underlying	Underlying	Underlying			of Stock	Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	That	Stock That	That	That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price	Date	Vested(#)	Vested	Vested	Vested

Blas Mayor Reyes	0	0	0	0	0	0	0	0	0

Isabel Marin Vargas	0	0	0	0	0	0	0	0	0

OFFICER COMPENSATION

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Blas Mayor Reyes	0	0	0	0	0	0	0

Isabel Marin Vargas	0	0	0	0	0	0	0

Mr. Mayor Reyes and Isabel Marin Vargas currently devote approximately thirty hours each per week to manage our affairs. They have agreed to work with no remuneration until such time as we generate profits from operations. At this time, we cannot accurately estimate when this will occur, if ever, to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

OPTION GRANTS. There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE. There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS. There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

EMPLOYMENT AGREEMENTS

Currently we do not have any employment agreements.

Item 402(x): Equity Award Timing Disclosure

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,735,200 shares of our common stock issued and outstanding as of the date of this report.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Blas Mayor Reyes C/ de l’Illa Formentera, 54, Quatre Carreres, 46026 Valencia, Spain	3,000,000	52%
All directors and executive officers as a group (2 persons)		3,000,000	52%

Item 13. Certain Relationships and Related Transactions

On April 30, 2024, we issued a total of 3,000,000 shares of restricted common stock valued at 0.0001 per share to Blas Mayor Reyes, our officer and director, for providing services such as company incorporation, preparation of S-1, preparation year end financials in consideration of $300.

Further, Isabel Marin Vargas and Blas Mayor Reyes have verbally agreed to advance funds to us for implementing our business plan. Isabel Marin Vargas and Mr. Mayor Reyes will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Isabel Marin Vargas and Mr. Mayor Reyes does not bear interest. There is no written agreement evidencing the advancement of funds by Isabel Marin Vargas and Mr. Mayor Reyes or the repayment of the funds to them. The entire transaction was oral.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2025, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our September 30,2024 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2024, December 31, 2024 and March 31, 2025.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2025.

Mercalot Inc., Registrant

By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: August 12, 2025	By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

	By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

