Form 10-Q
period 2025-09-30
Mercalot Inc.
filed 2025-10-27
CIK 2029014

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,735,200 common shares issued and outstanding as of October 27, 2025.

MERCALOT INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1. – FINANCIAL INFORMATION

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

Mercalot Inc.

BALANCE SHEETS

	As of September 30, 2025	As of June 30, 2025
ASSETS

Current Assets
Cash and cash equivalents	$15,846	$39,246
Total Current Assets	15,846	39,246

Total Intangible Assets, Net	35,240	37,592

Total Assets	$51,086	$76,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable-related party	$17,000	$14,000
Deferred revenue	17,940	16,500
Related party loan	56,982	56,982
Total Current Liabilities	91,922	87,482

Total Liabilities	91,922	87,482

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,735,200 and 5,735,200 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	574	574
Additional paid in capital	27,078	27,078
Accumulated deficit	(68,488)	(38,296)
Total Stockholders’ Deficit	(40,836)	(10,644)

Total Liabilities and Stockholders’ Deficit	$51,086	$76,838

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF OPERATIONS

Three months ended September 30, 2025 and 2024

	Three months ended September 30, 2025	Three months ended September 30, 2024
REVENUES	$5,560	$–

OPERATING EXPENSES
General and Administrative Expenses	(33,400)	(11,312)
Amortization	(2,352)	(2,352)
TOTAL OPERATING EXPENSES	(35,752)	(13,664)

LOSS FROM OPERATIONS	(30,192)	(13,664)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(30,192)	$(13,664)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,735,200	3,000,000

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three months ended September 30, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2024	3,000,000	$300	$–	$(2,031)	$(1,731)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended September 30, 2024	–	–	–	(13,664)	(13,664)
Balance, September 30, 2024	3,000,000	$300	$–	$(15,695)	$(15,395)

Balance, June 30, 2025	5,735,200	$574	$27,078	$(38,296)	$(10,644)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended September 30, 2025	–	–	–	(30,192)	(30,192)
Balance, September 30, 2025	5,735,200	$574	$27,078	$(68,488)	$(40,836)

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF CASH FLOWS

Three months ended September 30, 2025 and 2024

	Three months ended September 30, 2025	Three months ended September 30, 2024
CASH USED IN OPERATING ACTIVITIES
Net loss	$(30,192)	$(13,664)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Amortization Expense	2,352	2,352
Change in assets and liabilities:
Deferred Revenue	1,440	–
Accounts payable-related party	3,000	5,000
Net Cash provided by (used in) Operating Activities	(23,400)	(6,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mobile Application and Website	–	–
CASH USED IN INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	–	6,589
Issuance of stock	–	–
Net Cash provided by Financing Activities	–	6,589

NET CHANGE IN CASH	(23,400)	277

Cash, beginning of period	$39,246	$499
Cash, end of period	$15,846	$776

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–

Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $5,560 revenues for the three months ended September 30, 2025, compared to $0 for the three months ended September 30, 2024. The Company had an accumulated deficit of $68,488 as of September 30, 2025, and a net loss of $30,192 for the three months ended September 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The Company believe to have potential dilutive effects with warrants, convertible debt, etc. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended September 30, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue Recognition”. ASC 606 is an accounting standard that governs when and how companies recognize revenue from customer contracts, based on a five-step model that focuses on the transfer of control of goods or services to the customer. The core principle is to recognize revenue when it is earned, which is when the performance obligation is satisfied, not necessarily when cash is received. The five steps are: identify the contract, identify performance obligations, determine the transaction price, allocate the price to performance obligations, and recognize revenue as the performance obligation is satisfied. For the three months ended September 30, 2025 the Company has generated $5,560 revenue.

Deferred revenue

Deferred revenue is a liability that represents money received for goods or services that have not yet been delivered. It is also called unearned revenue, because the payment has been received but is not yet "earned" according to accounting principles. Once the product or service is delivered, a portion of the deferred revenue is moved from the balance sheet to the income statement as earned revenue. As of September 30, 2025 the Company has generated $17,940 of deferred revenue.

Recent Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The biggest change in the ASU is the requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to an entity’s effective tax rate reconciliation and income taxes paid information.

ASU 2025-06, Intangibles, Goodwill and Other Internal Use Software (Subtopic 350-40): Targeted Improvements to The Accounting for Internal Use Software. Modernizes accounting for internal-use software by removing prescriptive, stage-based rules in favor of a more principles-based framework that better reflects modern software development methods like agile. Key changes include superseding the separate guidance for website development, bringing it into the main internal-use software guidance, and requiring all capitalized internal-use software costs to follow the disclosure rules for fixed assets (like buildings and equipment) rather than intangibles. The ASU is effective for annual periods starting after December 15, 2027, with early adoption permitted.

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

As of September 30, 2025, the Company purchased а mobile application and website for $47,000, which is being amortized over a five-year life. There was $11,760 оf accumulated amortization as of September 30, 2025.

Note 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2025, the Company owed $56,982 to the Company’s directors, Blas Mayor Reyes and Isabel Marin Vargas, for the Company’s working capital purposes. The amount is outstanding and payable upon request.

Note 6 – COMMON STOCK

As of September 30, 2025, the Company had 5,735,200 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of September 30, 2025 and for the year ended June 30, 2025 as follows:

	As of September 30, 2025	As of June 30, 2025
Tax benefit (expenses) at U.S. statutory rate	$(14,382)	$(8,042)
Change in valuation allowance	14,382	8,042
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Three months ended September 30, 2025	Year ended June 30, 2025
Net operating loss	$(6,340)	$(7,616)
Valuation allowance	6,340	7,616
Deferred tax assets, net	$–	$–

The Company has accumulated $68,488 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate" or "continue", or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

For the three months ended September 30, 2025 we generated $5,560 of revenue. We have incurred $35,752 of operating expenses for the three months ended September 30, 2025.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $15,846 as of September 30, 2025. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Isabel Marin Vargas and Blas Mayor Reyes, our directors, who verbally agreed that they may be willing to provide funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

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

As of September 30, 2025, our directors Mr. Mayor Reyes and Isabel Marin Vargas have verbally agreed to loan the Company the funds to pay company expenses and keep on top of the business development. Being a development stage company, we have very limited operating history. After the twelve months period we may need additional financing.

As of September 30, 2025 , our total assets were $51,086. Total assets were comprised of $15,846 in current assets and $35,240 in intangible assets.

As of September 30, 2025, our current liabilities were $91,922 and Stockholders’ deficit was $40,836.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended September 30, 2025 net cash flows used in operating activities was negative $23,400.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended September 30, 2025 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended September 30, 2025 net cash flows provided by financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2025.

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

Dated: October 27, 2025	By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

	By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

