Form 10-Q
period 2025-12-31
Mercalot Inc.
filed 2026-01-22
CIK 2029014

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

MERCALOT INC.

(Exact name of registrant as specified in its charter)

Wyoming	7380	333-281804
State or Other Jurisdiction of	Primary Standard Industrial	Commission File Number
Incorporation or Organization	Classification Code Number

36-5105082
IRS Employer
Identification Number

MERCALOT INC.

C/ de l’Illa Formentera 54, Quatre Carreres,

46026 Valencia, Spain

Telephone: +13072630861

Email: mercalot.inc@safedealconnect.com

(Name, address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Wyoming Registered Agent

1621 Central Ave

Cheyenne, WY 82001

Telephone: +1 (307) 637-5151

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,735,200 common shares issued and outstanding as of January 22, 2026.

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

Mercalot Inc.

BALANCE SHEETS

	As of December 31, 2025	As of June 30, 2025
ASSETS

Current Assets
Cash and cash equivalents	$19,046	$39,246
Total Current Assets	19,046	39,246

Total Intangible Assets, Net	32,888	37,592

Total Assets	$51,934	$76,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable-related party	$20,000	$14,000
Deferred revenue	17,040	16,500
Related party loan	56,982	56,982
Total Current Liabilities	94,022	87,482

Total Liabilities	94,022	87,482

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,735,200 and 5,735,200 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	574	574
Additional paid in capital	27,078	27,078
Accumulated deficit	(69,740)	(38,296)
Total Stockholders’ Deficit	(42,088)	(10,644)

Total Liabilities and Stockholders’ Deficit	$51,934	$76,838

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF OPERATIONS

Three and six months ended December 31, 2025 and 2024

	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024
REVENUES	$7,500	$–	$13,060	$–

OPERATING EXPENSES
General and Administrative Expenses	(6,400)	(3,960)	(39,800)	(15,272)
Amortization	(2,352)	(2,352)	(4,704)	(4,704)
TOTAL OPERATING EXPENSES	(8,752)	(6,312)	(44,504)	(19,976)

LOSS FROM OPERATIONS	(1,252)	(6,312)	(31,444)	(19,976)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(1,252)	$(6,312)	$(31,444)	$(19,976)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,735,200	3,199,185	5,735,200	3,099,592

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

As of December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2025	5,735,200	$574	$27,078	$(38,296)	$(10,644)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended September 30, 2025	–	–	–	(30,192)	(30,192)
Balance, September 30, 2025	5,735,200	$574	$27,078	$(68,488)	$(40,836)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended December 31, 2025	–	–	–	(1,252)	(1,252)
Balance, December 31, 2025	5,735,200	$574	$27,078	$(69,740)	$(42,088)

Balance, June 30, 2024	3,000,000	$300	$–	$(2,031)	$(1,731)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended September 30, 2024	–	–	–	(13,664)	(13,664)
Balance, September 30, 2024	3,000,000	$300	$–	$(15,695)	$(15,395)
Issuance of common stock	1,040,000	104	10,296	–	10,400
Net loss for the three months ended December 31, 2024	–	–	–	(6,312)	(6,312)
Balance, December 31, 2024	4,040,000	$404	$10,296	$(22,007)	$(11,307)

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF CASH FLOWS

Six months ended December 31, 2025 and 2024

	Six months ended December 31, 2025	Six months ended December 31, 2024
CASH USED IN OPERATING ACTIVITIES
Net loss	$(31,444)	$(19,976)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Amortization Expense	4,704	4,704
Change in assets and liabilities:
Deferred Revenue	540	–
Accounts payable-related party	6,000	8,000
Net Cash provided by (used in) Operating Activities	(20,200)	(7,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mobile Application and Website	–	–
Net Cash used in Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	–	7,589
Issuance of stock	–	10,400
Net Cash provided by Financing Activities	–	17,989

NET CHANGE IN CASH	(20,200)	10,717

Cash, beginning of period	$39,246	$499
Cash, end of period	$19,046	$11,216

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–

Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $13,060 revenues for the six months ended December 31, 2025, compared to $0 for the six months ended December 31, 2024. The Company had an accumulated deficit of $69,740 as of December 31, 2025, and a net loss of $31,444 for the six months ended December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The Company believe to have potential dilutive effects with warrants, convertible debt, etc. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended December 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue Recognition”. ASC 606 is an accounting standard that governs when and how companies recognize revenue from customer contracts, based on a five-step model that focuses on the transfer of control of goods or services to the customer. The core principle is to recognize revenue when it is earned, which is when the performance obligation is satisfied, not necessarily when cash is received. The five steps are: identify the contract, identify performance obligations, determine the transaction price, allocate the price to performance obligations, and recognize revenue as the performance obligation is satisfied. For the six months ended December 31, 2025 the Company has generated $13,060 revenue.

Deferred revenue

Deferred revenue is a liability that represents money received for goods or services that have not yet been delivered. It is also called unearned revenue, because the payment has been received but is not yet "earned" according to accounting principles. Once the product or service is delivered, a portion of the deferred revenue is moved from the balance sheet to the income statement as earned revenue. As of December 31, 2025 the Company has generated $17,040 of deferred revenue.

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

As of December 31, 2025, the Company purchased а mobile application and website for $47,000, which is being amortized over a five-year life. There was $14,112 оf accumulated amortization as of December 31, 2025.

Note 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2025, the Company owed $56,982 to the Company’s directors, Blas Mayor Reyes and Isabel Marin Vargas, for the Company’s working capital purposes. The amount is outstanding and payable upon request.

Note 6 – COMMON STOCK

As of December 31, 2025, the Company had 5,735,200 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of December 31, 2025 and for the year ended June 30, 2025 as follows:

	As of December 31, 2025	As of June 30, 2025
Tax benefit (expenses) at U.S. statutory rate	$(14,645)	$(8,042)
Change in valuation allowance	$14,645	$8,042
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Six months ended December 31, 2025	Year ended June 30, 2025
Net operating loss	$(6,603)	$(7,616)
Valuation allowance	$6,603	$7,616
Deferred tax assets, net	$–	$–

The Company has accumulated $69,740 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the six months ended December 31, 2025 we generated $13,060 of revenue. We have incurred $44,504 of operating expenses for the six months ended December 31, 2025.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $19,046 as of December 31, 2025. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Isabel Marin Vargas and Blas Mayor Reyes, our directors, who verbally agreed that they may be willing to provide funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

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

As of December 31, 2025, our directors Mr. Mayor Reyes and Isabel Marin Vargas have verbally agreed to loan the Company the funds to pay company expenses and keep on top of the business development. Being a development stage company, we have very limited operating history. After the twelve months period we may need additional financing.

As of December 31, 2025, our total assets were $51,934. Total assets were comprised of $19,046 in current assets and $32,888 in intangible assets.

As of December 31, 2025, our current liabilities were $94,022 and Stockholders’ deficit was $42,088.

As of December 31, 2024, our total assets were $53,512. Total assets were comprised of $11,216 in current assets and $42,296 in intangible assets.

As of December 31, 2024, our current liabilities were $64,819 and Stockholders’ deficit was $11,307.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended December 31, 2025 net cash flows used in operating activities was negative $20,200.

For the six months ended December 31, 2024 net cash flows used in operating activities was negative $7,272.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended December 31, 2025 we have generated no cash from investing activities.

For the six months ended December 31, 2024 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended December 31, 2025 net cash flows provided by financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2025.

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

Dated: January 22, 2026	By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

	By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

