Form 10-Q
period 2026-03-31
Mercalot Inc.
filed 2026-05-01
CIK 2029014

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,735,200 common shares issued and outstanding as of May 1, 2026.

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

Mercalot Inc.

BALANCE SHEETS

	As of March 31, 2026	As of June 30, 2025
ASSETS

Current Assets
Cash and cash equivalents	$23,646	$39,246
Total Current Assets	23,646	39,246

Total Intangible Assets, Net	30,536	37,592

Total Assets	$54,182	$76,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable-related party	$23,000	$14,000
Deferred revenue	16,180	16,500
Related party loan	56,982	56,982
Total Current Liabilities	96,162	87,482

Total Liabilities	96,162	87,482

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,735,200 and 5,735,200 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	574	574
Additional paid in capital	27,078	27,078
Accumulated deficit	(69,632)	(38,296)
Total Stockholders’ Deficit	(41,980)	(10,644)

Total Liabilities and Stockholders’ Deficit	$54,182	$76,838

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF OPERATIONS

Three and nine months ended March 31, 2026 and 2025

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025

REVENUES	$8,860	$300	$21,920	$300

OPERATING EXPENSES
General and Administrative Expenses	(6,400)	(9,682)	(46,200)	(24,954)
Amortization	(2,352)	(2,352)	(7,056)	(7,056)
TOTAL OPERATING EXPENSES	(8,752)	(12,035)	(53,256)	(32,010)

INCOME (LOSS) FROM OPERATIONS	108	(11,734)	(31,336)	(31,710)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$108	$(11,734)	$(31,336)	$(31,710)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	5,735,200	5,119,151	5,735,200	3,762,951

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

As of March 31, 2026 and 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2025	5,735,200	$574	$27,078	$(38,296)	$(10,644)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended September 30, 2025	–	–	–	(30,192)	(30,192)
Balance, September 30, 2025	5,735,200	$574	$27,078	$(68,488)	$(40,836)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended December 31, 2025	–	–	–	(1,252)	(1,252)
Balance, December 31, 2025	5,735,200	$574	$27,078	$(69,740)	$(42,088)
Issuance of common stock	–	–	–	–	–
Net income for the three months ended March 31, 2026	–	–	–	108	108
Balance, March 31, 2026	5,735,200	$574	$27,078	$(69,632)	$(41,980)

Balance, June 30, 2024	3,000,000	$300	$–	(2,031)	$(1,731)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended September 30, 2024	–	–	–	(13,664)	(13,664)
Balance, September 30, 2024	3,000,000	$300	$–	$(15,695)	$(15,395)
Issuance of common stock	1,040,000	104	10,296	–	10,400
Net loss for the three months ended December 31, 2024	–	–	–	(6,312)	(6,312)
Balance, December 31, 2024	4,040,000	$404	$10,296	$(22,007)	$(11,307)
Issuance of common stock	1,695,200	170	16,782	–	16,952
Net loss for the three months ended March 31, 2025	–	–	–	(11,734)	(11,734)
Balance, March 31, 2025	5,735,200	$574	$27,078	$(33,741)	$(6,089)

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2026 and 2025

	Nine months ended March 31, 2026	Nine months ended March 31, 2025
CASH USED IN OPERATING ACTIVITIES
Net loss	$(31,336)	$(31,710)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Amortization Expense	7,056	7,056
Change in assets and liabilities:
Deferred Revenue	(320)	6,900
Accounts payable	–	6,000
Accounts payable-related party	9,000	11,000
Net Cash provided by (used in) Operating Activities	(15,600)	(754)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	–	7,752
Issuance of stock	–	27,352
Net Cash provided by Financing Activities	–	35,104

NET CHANGE IN CASH	(15,600)	34,350

Cash, beginning of period	39,246	499
Cash, end of period	$23,646	$34,849

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–

Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2026

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $21,920 revenues for the nine months ended March 31, 2026, compared to $300 for the nine months ended March 31, 2025. The Company had an accumulated deficit of $69,632 as of March 31, 2026, and a net loss of $31,336 for the nine months ended March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The Company believe to have potential dilutive effects with warrants, convertible debt, etc. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended March 31, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue Recognition”. ASC 606 is an accounting standard that governs when and how companies recognize revenue from customer contracts, based on a five-step model that focuses on the transfer of control of goods or services to the customer. The core principle is to recognize revenue when it is earned, which is when the performance obligation is satisfied, not necessarily when cash is received. The five steps are: identify the contract, identify performance obligations, determine the transaction price, allocate the price to performance obligations, and recognize revenue as the performance obligation is satisfied. For the nine months ended March 31, 2026 the Company has generated $21,920 revenue.

Deferred revenue

Deferred revenue is a liability that represents money received for goods or services that have not yet been delivered. It is also called unearned revenue, because the payment has been received but is not yet “earned” according to accounting principles. Once the product or service is delivered, a portion of the deferred revenue is moved from the balance sheet to the income statement as earned revenue. As of March 31, 2026 the Company has generated $16,180 of deferred revenue.

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

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

As of March 31, 2026, the Company purchased а mobile application and website for $47,000, which is being amortized over a five-year life. There was $16,464 of accumulated amortization as of March 31, 2026.

Note 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2026, the Company owed $56,982 to the Company’s directors, Blas Mayor Reyes and Isabel Marin Vargas, for the Company’s working capital purposes. The amount is outstanding and payable upon request.

Note 6 – COMMON STOCK

As of March 31, 2026, the Company had 5,735,200 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of March 31, 2026 and for the year ended June 30, 2025 as follows:

	As of March 31, 2026	As of June 30, 2025
Tax benefit (expenses) at U.S. statutory rate	$(14,623)	$(8,042)
Change in valuation allowance	14,623	8,042
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Nine months ended March 31, 2026	Year ended June 30, 2025
Net operating loss	$(6,581)	$(7,616)
Valuation allowance	6,581	7,616
Deferred tax assets, net	$–	$–

The Company has accumulated $69,632 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely. We believe that we will be able to raise enough money through this offering to expand operations, but we cannot guarantee that once we expand operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

For the nine months ended March 31, 2026 we generated $21,920 of revenue. We have incurred $53,256 of operating expenses for the nine months ended March 31, 2026.

Our independent registered public accountant has issued a going concern opinion. This means that there is a doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan and our business operations. So, for these reasons, there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $23,646 as of March 31, 2026. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Isabel Marin Vargas and Blas Mayor Reyes, our directors, who verbally agreed that they may be willing to provide funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

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

As of March 31, 2026, our total assets were $54,182. Total assets were comprised of $23,646 in current assets and $30,536 in intangible assets.

As of March 31, 2026, our total liabilities were $96,162 and Stockholders’ deficit was $41,980.

As of March 31, 2025, our total assets were $74,793. Total assets were comprised of $34,849 in current assets and $39,944 in intangible assets.

As of March 31, 2025, our current liabilities were $80,882 and Stockholders’ deficit was $6,089.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended March 31, 2026 net cash used in operating activities was $15,600.

For the nine months ended March 31, 2025 net cash used in operating activities was $754.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2026 we have generated no cash from investing activities.

For the nine months ended March 31, 2025 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2026 net cash flows provided by financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2026.

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

Dated: May 1, 2026	By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

	By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

