Form 10-K
period 2026-06-30
Mercalot Inc.
filed 2026-09-21
CIK 2029014

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-56835

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

Yes ☐  No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Common stock $0.0001 per share; 5,735,200 common shares issued and outstanding as of September 21, 2026.

i

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1934 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified using terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL INFORMATION

Mercalot Inc. was incorporated on April 24, 2024 under the laws of the state of Wyoming. We are a development stage company that provides an e-commerce and classifieds platform, which is also known as online marketplace. We have purchased a mobile application known as “SafeDeal Connect”, which is already working, but we also intend to add more features to make the app better and offer wide range of services.

Currently, we have no employees, only our officers and directors, Mr. Blas Mayor Reyes and Ms. Isabel Marin Vargas. Our executive and business office is located at C/ de l’Illa Formentera, 54, Quatre Carreres, 46026 Valencia, Spain, and our telephone number is +13072630861.

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

1)	after logging in to the application, click the create service button
2)	select the type: sale of a service or product, category, write a description and set a price
3)	the created service or product is put up for sale and displayed in the catalog, wait for your buyer

We plan to constantly expand the functionality of our services to make our application more attractive for our consumers. We have purchased the mobile application from LABRIS LIMITED for iOS and Android platforms and the website for total consideration of US $47,000.

The Company’s revenues are expected to be derived mostly from advertising, but there are also several revenue opportunities that we intend to use in the future, such as premium account subscriptions, paid packages for the contractors, affiliate programs, analytics and data, additional paid services, such as transaction security consultations, insurance, and other services that improve the user experience. For a more detailed description of all earning opportunities, see the “Revenue” section below.

REVENUE

•	Advertising – generating income through in-app advertising, including:

-	Banner ads that will feature static or animated images or media and will be strategically positioned in prominent areas of the app. This form of advertising is appealing as it can increase exposure to a wide range of services and products, leading to potential customer leads.
-	Pop-up windows that represent another impactful aspect of our advertising services, these pop-ups will appear at the center of the screen, effectively capturing the attention of users.

In the future, we may generate additional revenue from the following services:

•	Premium accounts for users: Introducing a paid package for users that provides additional features such as access to exclusive services, advanced search capabilities, and personalized recommendations.
•	Paid packages for the contractors: Fulfillers can subscribe to premium packages to increase visibility and the number of orders. Packages may include priority visibility, the ability to add more photos, or highlighting in search results.
•	Advertising campaign options: Introducing paid options for service providers and businesses to promote their services to their target audience through customized advertising campaigns.
•	Affiliate programs: Creating affiliate programs for other businesses and services that allow you to receive commissions from genuine sales made through affiliate links or promotional codes.
•	Analytics and data: Collecting and analyzing user data to provide insights to product sellers and service providers. This could include anonymized data on users’ search histories, their preferences and requirements. Charging fees for access to this data. The prices for data analytics can vary depending on the level of access and the type of data provided.
•	Additional services: Will offering additional paid services, such as transaction security consultations, insurance, and other services that improve the user experience.

The “Current Service Pricing” and “Future Service Pricing” sections reflect price ranges that have been developed based on market analysis, industry standards, and the perceived value of our offerings. These price estimates are dynamic and may be adjusted in response to a variety of elements, such as shifts in the market, improvements to services, and input from customers.

OUR ASSET MOBILE APPLICATION AND WEBSITE

We have a mobile application for Android and iOS platforms known as “SafeDeal Connect”. The address on Google play is https://play.google.com/store/apps/details?id=sdc.connect and on App store – https://apps.apple.com/us/app/safe-deal-connect/id6477819843. Our app is ready to use, but we also intend to add more features to make the app better and offer a wider range of services.

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

The main features and functionality of the application are:

•	user registration via email
•	view and edit your profile
•	saving and further viewing of your favorite offers
•	change the application’s theme from light to dark
•	the ability to contact support
•	change the language to the user’s preference: English or Spanish
•	placing orders and offers
•	viewing services and offers of other users, searching them by category, cost, and novelty
•	chat to communicate with the service provider

The technologies and features that we intend to implement as part of the next steps in developing the “SafeDeal” application include:

•	improvement of security and privacy system
•	improvement of user chat
•	Location based searches
•	analytics and data
•	additional services, such as transaction security consultations, insurance, and other services that improve the user experience
•	affiliate programs
•	premium accounts for users
•	targeted advertising

Our website (safedealconnect.com) is for informational purposes only and does not have the functionality of a mobile application. It provides users with information about the “SafeDeal” app, our company and contacts.

MARKET OVERVIEW

According to the recent research of Forbes, by 2027, 23% of retail purchases are expected to take place online and the e-commerce market is expected to total over $7.9 trillion. Various marketplaces make it possible not only to shop online but also to order various services, from painting to software development, without even leaving home. To quote the above-mentioned Forbes article: “If you’re looking for a way to boost your sales and take your business to new heights, e-commerce should be on your radar.” Therefore, it goes without saying that e-commerce is at the peak of popularity and continues to grow rapidly.

Spain is no exception. According to its Statista a global data and business intelligence platform, retail e-commerce sales are expected to grow at a compound annual growth rate (CAGR) of 8.22%. In addition, there are other factors that demonstrate the relevance of online marketplaces today:

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

MARKETING & SALES STRATEGY

A significant portion of our earnings will be allocated in improving our mobile application and expanding its functionality. This investment aims to attract a broader audience and enhance the appeal of our services. Additionally, a substantial share of our revenue will be dedicated to advertising and marketing efforts to promote our services effectively.

Firstly, our officers and directors, Blas Mayor Reyes and Isabel Marin Vargas will promote our products word of mouth and present our platform “SafeDeal Connect” as a fully functional and convenient online marketplace. Eventually, we intend to engage a freelance marketing manager, who will be responsible for the online advertising and sales.

We plan to market our app through the following strategies:

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

Our ability to execute our marketing strategy may be adversely affected if we do not have sufficient funds available for marketing activities, which could negatively affect our ability to attract users and grow our business.

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

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1.07 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1934 and its regulations. An emerging growth company will retain that status until the earliest of:

•	The first fiscal year after its annual revenues exceed $1.07 billion;

•	The first fiscal year after the fifth anniversary of its IPO;

•	The date on which the company has issued more than $1.07 billion in non-convertible debt during the previous three-year period; and

•	The first fiscal year in which the company has a public float of at least $700 million.

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

DESCRIPTION OF PROPERTY

OFFICES

Our business office is located at C/ de l’Illa Formentera, 54, Quatre Carreres, 46026 Valencia, Spain. The office space is provided by our officer and President, Mr. Blas Mayor Reyes, at no cost to the Company. Based on current market rates for similar office spaces in the Valencia area, the approximate dollar value of this office space is $600 per month or $7,200 per year. Our telephone number is +13072630861.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity

We did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party, or to which any of our property is subject, that are pending, threatened, or contemplated, or of any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Number of Holders

As of June 30, 2026, the 5,735,200 issued and outstanding shares of common stock were held by a total of 38 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2026 and 2025.

Recent Sales of Unregistered Securities

The Company is authorized to issue 75,000,000 shares of common stock, par value $0.0001 per share.

On April 30, 2024, the Company issued a total of 3,000,000 shares of restricted common stock to Blas Mayor Reyes, our officer and director, in consideration of $300 at $0.0001 per share in consideration for services provided to the Company. Pursuant to the Service Agreement, dated April 30, 2024, Blas Mayor Reyes, our officer and director, provided the following services to the Company: business plan development and market analysis; preparing the "Form S-1. Registration Statement"; preparing all supporting documents (including BYLAWS, Resolutions, Subscription Agreements, etc.); preparing the financial statements for the Company. On July 5, 2024, an Act of Acceptance was executed, confirming completion of the services under the Service Agreement.

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

There were 5,735,200 shares of common stock issued and outstanding as of June 30, 2026.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the year ended June 30, 2026 and June 30, 2025:

Revenue and cost of goods sold

For the year ended June 30, 2026 the Company generated total revenue of $30,420 from services provided to the customers through its platform.

For the year ended June 30, 2025 the Company generated total revenue of $3,900 from services provided to the customers through its platform.

Such increase in revenue in 2026 is due to increase in banner advertising in “SafeDeal Connect” mobile application (AppStore) to our customers Rodevix LLC, Aleksandra Potarusova, Stuart Mooney, Olena Berkoza, Yurii Firs, Wilfredo Arias, Yhoendry Cuartt Chirinos and VERTEX GLOBAL GROUP LLC.

Operating expenses

Total operating expenses for the year ended June 30, 2026 were $62,492. The operating expenses for the year ended June 30, 2026 included consulting services of $12,000; bank charges of $114; amortization expense of $9,408; legal fees of $1,690; audit fees of $15,000 and professional fees of $24,280.

Total operating expenses for the year ended June 30, 2025 were $40,165. The operating expenses for the year ended June 30, 2025 included consulting services of $14,000; bank charges of $225; amortization expense of $9,408; legal fees of $1,892; audit fees of $11,000 and professional fees of $3,640.

Net Loss

The net loss for the year ended June 30, 2026 was $32,072.

The net loss for the year ended June 30, 2025 was $36,265.

Liquidity and Capital Resources and Cash Requirements

As of June 30, 2026, the Company had cash of $30,061 and a working capital deficit of $27,020.

During the year ended June 30, 2026, the Company generated $9,284 of cash from operating activities, primarily due to its net loss, an increase in deferred revenue of $1,380, an increase in accounts payable-related party of $12,000, and amortization expense of $9,408.

During the year ended June 30, 2026, the Company had no cash flows from investing activities.

During the year ended June 30, 2026, the Company generated $99 of cash from financing activities.

At year ended June 30, 2025, the Company had cash of $39,246. Furthermore, the Company had a working deficit of $17,736.

During the year ended June 30, 2025, the Company generated $3,643 of cash from operating activities, primarily due to its net loss, an increase in deferred revenue of $16,500, an increase in accounts payable of $14,000 and amortization expense of $9,408.

During the year ended June 30, 2025, the Company had no cash flows from investing activities.

During the year ended June 30, 2025, the Company generated $35,104 of cash from financing activities.

We cannot assure that we will be able to sell all of the shares necessary to raise the funds required to execute our business plan. We will seek to raise the necessary funds to proceed with the various phases of our plan of operations.

F-14

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company is required to meet all the financial disclosure and reporting requirements associated with being a public reporting company. Management will need to devote additional time to policies and procedures to ensure compliance with applicable regulatory requirements especially that of Section 404 of the Sarbanes-Oxley Act of 2002. The additional time required for corporate governance and regulatory compliance could limit the time available to management to implement its business plan and could impede the Company’s operations.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot assure that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Mercalot Inc.

FINANCIAL STATEMENTS

Years ended June 30, 2026 and June 30, 2025

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Mercalot Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mercalot Inc. (the “Company”) as of June 30, 2026, and June 30, 2025, and the related statements of operations, stockholders’ deficit, and cash flows, for the years ended June 30, 2026, and June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and June 30, 2025, and the results of its operations and its cash flow for the two years ended June 30, 2026, and June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As included in Note 2, Going Concern to the financial statements, the Company had an accumulated deficit of $70,368 and $38,296, at June 30, 2026, and June 30, 2025, respectively, and a working capital deficit of $27,020 and $17,736, at June 30, 2026, and June 30, 2025, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (audit committee equivalent) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2024.
Houston, Texas

September 21, 2026

Mercalot Inc.

BALANCE SHEETS

	As of June 30, 2026	As of June 30, 2025
ASSETS

Current Assets
Cash and cash equivalents	$30,061	$39,246
Total Current Assets	30,061	39,246

Total Intangible Assets, Net	28,184	37,592

Total Assets	$58,245	$76,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable-related party	$26,000	$14,000
Deferred revenue	17,880	16,500
Related party loan	57,081	56,982
Total Current Liabilities	100,961	87,482

Total Liabilities	100,961	87,482

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,735,200 and 5,735,200 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	574	574
Additional paid in capital	27,078	27,078
Accumulated deficit	(70,368)	(38,296)

Total Stockholders’ Deficit	(42,716)	(10,644)

Total Liabilities and Stockholders’ Deficit	$58,245	$76,838

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF OPERATIONS

Years ended June 30, 2026 and June 30, 2025

	Year ended June 30, 2026	Year ended June 30, 2025
REVENUES	$30,420	$3,900

OPERATING EXPENSES
General and Administrative Expenses	(53,084)	(30,757)
Amortization Expense	(9,408)	(9,408)
TOTAL OPERATING EXPENSES	(62,492)	(40,165)

LOSS FROM OPERATIONS	(32,072)	(36,265)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(32,072)	$(36,265)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,735,200	4,254,662

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended June 30, 2026 and June 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2024	3,000,000	$300	$–	$(2,031)	$(1,731)

Issuance of common stock	2,735,200	274	27,078	–	27,352
Net loss for the year ended June 30, 2025	–	–	–	(36,265)	(36,265)
Balance, June 30, 2025	5,735,200	$574	$27,078	$(38,296)	$(10,644)

Net loss for the year ended June 30, 2026	–	–	–	(32,072)	(32,072)
Balance as of June 30, 2026	5,735,200	$574	$27,078	$(70,368)	$(42,716)

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

STATEMENTS OF CASH FLOWS

Years ended June 30, 2026 and June 30, 2025

	Year ended June 30, 2026	Year ended June 30, 2025
CASH USED IN OPERATING ACTIVITIES
Net loss	$(32,072)	$(36,265)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Amortization Expense	9,408	9,408
Change in assets and liabilities:
Deferred Revenue	1,380	16,500
Accounts payable-related party	12,000	14,000
Net Cash provided by (used in) Operating Activities	(9,284)	3,643

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans 6,589	99	7,752
Issuance of stock	–	27,352
Net Cash provided by Financing Activities	99	35,104

NET CHANGE IN CASH	(9,185)	38,747

Cash, beginning of period	39,246	499
Cash, end of period	$30,061	$39,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2026

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Mercalot Inc. (“the Company”) was incorporated on April 24, 2024, under the laws of the State of Wyoming. We provide an informational online commerce and classifieds platform, also known as online marketplace. We have purchased a mobile application known as “SafeDeal Connect”, which is already working and in use. We also have a website that serves as a representation of our application and provides users with information about its functions. Our executive and business office is located at C/ de l’Illa Formentera, 54, Quatre Carreres, 46026 Valencia, Spain, and our telephone number is +13072630861.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had revenues of $30,420 and $3,900 for the years ended June 30, 2026 and 2025, respectively. The Company had accumulated deficits of $70,368 and $38,296 as of June 30, 2026 and 2025, respectively, had working capital deficits of $27,020 and $17,736 as of June 30, 2026 and 2025, respectively, and had a net loss of $32,072 and $36,265 for the year ended June 30, 2026 and 2025, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional capital to fund its operating expenses. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Due to the limited level of operations, the Company has not made any significant estimates or assumptions other than those related to its assessment of going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The Company believe to have potential dilutive effects with warrants, convertible debt, etc. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended June 30, 2026 and 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue Recognition”. ASC 606 is an accounting standard that governs when and how companies recognize revenue from customer contracts, based on a five-step model that focuses on the transfer of control of goods or services to the customer. The core principle is to recognize revenue when it is earned, which is when the performance obligation is satisfied, not necessarily when cash is received. The five steps are: identify the contract, identify performance obligations, determine the transaction price, allocate the price to performance obligations, and recognize revenue as the performance obligation is satisfied. We are generating income through in-app advertising, by selling a banner advertising in “SafeDeal Connect” mobile application (AppStore) to our customers. For the year ended June 30, 2026, the Company generated $30,420 revenue. For the year ended June 30, 2025, the Company generated $3,900 revenue.

Deferred revenue

Deferred revenue is a liability that represents money received for goods or services that have not yet been delivered. It is also called unearned revenue, because the payment has been received but is not yet "earned" according to accounting principles. Once the product or service is delivered, a portion of the deferred revenue is moved from the balance sheet to the income statement as earned revenue. Functional currency of operations is USD. As of June 30, 2026 the Company had $17,880 of deferred revenue. As of June 30, 2025 the Company had $16,500 of deferred revenue.

Intangible assets

Intangible assets consist of identifiable non-monetary assets without physical substance. The Company capitalizes costs associated with acquired intangible assets and amortizes finite-lived intangible assets using the straight-line method over their estimated useful lives. On May 15, 2024, we entered into a Mobile Application and Website Purchase Agreement with LABRIS LIMITED, pursuant to which a fully functional mobile application and website was developed for us. The Company estimates a five-year useful life for its mobile application and website.

Segment Reporting

In accordance with ASC 280, “Segment Reporting,” the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews the Company’s operating results and makes decisions regarding the allocation of resources and assessment of performance. The Company operates as a single operating segment. Accordingly, all financial information required under ASC 280 is included in the accompanying financial statements and notes thereto.

Recent Accounting Pronouncements

ASU 2024-03, Income statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Financial Accounting Standards Board update requiring public business entities to disaggregate specific income statement expenses in tabular format within footnote disclosures. Known as DISE, it aims to give investors greater transparency into cost structures. Core Requirements: Disclose specific categories like inventory purchases, employee compensation, depreciation, and intangible amortization; provide descriptions for remaining undistributed amounts within relevant expense captions; applies exclusively to public business entities; excludes private companies and not-for-profits. Effective dates annual reports: fiscal years beginning after December 15, 2026. Effective dates interim periods: Interim reporting periods beginning after December 15, 2027.

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

Note 4 – INTANGIBLE ASSETS

In connection with the initial development of mobile application and website, on May 15, 2024, we entered into a Mobile Application and Website Purchase Agreement with LABRIS LIMITED, pursuant to which a fully functional mobile application and website was developed for us. The total consideration paid under this agreement was $47,000 and it was fully paid. The mobile application and website are currently operated. We intend to continue evaluating and implementing improvements to the functionality of our application as part of our ongoing operations.

As of June 30, 2026, the Company purchased а mobile application and website for $47,000, which is being amortized over a five-year life. There was $18,816 оf accumulated amortization as of June 30, 2026.

	As of June 30, 2026	As of June 30, 2025

Mobile application and website	$47,000	$47,000
Less: accumulated deprecation	(18,816)	(9,408)
Intangible asset, net	$28,184	$37,592

Note 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2026, the Company owed $57,081 to the Company’s directors: $199 to Blas Mayor Reyes and $56,882 to Isabel Marin Vargas, for the Company’s working capital needs. The amount is outstanding and payable upon demand.

Related party payables represent amounts owed to Isabel Marin Vargas, for consulting services provided under a Consulting Agreement effective May 1, 2024. Under the terms of the agreement, the Company pays a monthly consulting fee of $1,000. During the year ended June 30, 2026, the Company recognized consulting expense of $12,000 under this agreement. As of June 30, 2026, the outstanding related party payable was $26,000.

Note 6 – COMMON STOCK

As of June 30, 2026, the Company had 5,735,200 shares issued and outstanding.

As of June 30, 2025, the Company had 5,735,200 shares issued and outstanding.

Note 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

Note 8 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the year ended June 2026 and for the period ended June 30, 2025 as follows:

	June 30, 2026	June 30, 2025
Federal income tax benefit attributable to:
Current Operations	$70,368	$38,296
Less: valuation allowance	(70,368)	(38,296)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2026	Rate (%)	June 30, 2025	Rate (%)
Deferred tax asset attributable to:
Net operating loss carryover	$14,777	21%	$8,042	21%
Less: valuation allowance	(14,777)	(21)%	(8,042)	(21)%
Net deferred tax asset	$–	0%	$–	0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $14,777 as of June 30, 2026 and $8,042 as of June 30, 2025, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member who is independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2026, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As of June 30, 2026, the Company retains copies of all financial data and material agreements; however, there is no formal procedures or evidence of regular backups of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2026 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the year ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officers and directors, their names, age, and their positions as of the date of this report are as follows:

Name and Address	Age	Position(s)
Blas Mayor Reyes	40	President,
C/ de l’Illa Formentera, 54, Quatre Carreres,		Chief Financial Officer,
46026 Valencia, Spain		Chief Executive Officer,
		Director

Isabel Marin Vargas	63	Director
C/ de l’Illa Formentera, 54, Quatre Carreres,
46026 Valencia, Spain

Blas Mayor Reyes and Isabel Marin Vargas have held the above-stated positions since the inception of the Company and are expected to hold them until the next annual meeting of our stockholders. Thereby, Mr. Blas Mayor Reyes and Isabel Marin Vargas are currently the Officers/Directors and control persons of Mercalot Inc.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

Blas Mayor Reyes, age 40

Mr. Mayor Reyes has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on April 24, 2024.

He holds a Bachelor of Business Administration from Breda University of Applied Sciences. He has been self-employed for the last 5 years.

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

Isabel Marin Vargas, age 63

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

In the event that we register under the Securities Exchange Act of 1934 (the “Exchange Act” or “1934 Act”), Section 16(a) of that act will require our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and more than ten percent stockholders will be required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Item 11. Executive Compensation

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2026.

SUMMARY COMPENSATION TABLE

Name						Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred Compen-	All Other
Principal				Stock	Option	Compen-	sation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals

Blas Mayor Reyes, President, CEO, CFO	2025-2026	$0	$0	$0	$0	$0	$0	$0	$0

Isabel Marin Vargas, Director	2025-2026	$12,000	$0	$0	$0	$0	$0	$0	$12,000

OFFICER COMPENSATION

Mr. Mayor Reyes and Ms. Isabel Marin Vargas currently devote approximately thirty hours each per week to manage our affairs. They have agreed to work with no remuneration until such time as we generate profits from operations. At this time, we cannot accurately estimate when this will occur, if ever, to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

GRANTING OF CERTAIN EQUITY AWARDS CLOSE IN TIME TO THE RELEASE OF MATERIAL NONPUBLIC INFORMATION.

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

OPTION GRANTS

There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE

There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS

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

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2026, we incurred approximately $15,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2025 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2025, December 31, 2025 and March 31, 2026.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

19	Policy Regarding Insider Trading

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on September 21, 2026.

Mercalot Inc., Registrant

By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: September 21, 2026	By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

	By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

