Form 10-Q
period 2026-09-30
Mercalot Inc.
filed 2026-10-27
CIK 2029014

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,735,200 common shares issued and outstanding as of October 26, 2026.

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

Mercalot Inc.

UNAUDITED CONDENSED BALANCE SHEETS

	As of September 30, 2026 (Unaudited)	As of June 30, 2026
ASSETS

Current Assets
Cash and cash equivalents	$25,502	$30,061
Total Current Assets	25,502	30,061

Total Intangible Assets, Net	25,832	28,184

Total Assets	$51,334	$58,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable-related party	$29,000	$26,000
Deferred revenue	16,820	17,880
Related party loan	57,081	57,081
Total Current Liabilities	102,901	100,961

Total Liabilities	102,901	100,961

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,735,200 and 5,735,200 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	574	574
Additional paid in capital	27,078	27,078
Accumulated deficit	(79,219)	(70,368)

Total Stockholders’ Deficit	(51,567)	(42,716)

Total Liabilities and Stockholders’ Deficit	$51,334	$58,245

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2026 and 2025

	Three months ended September 30, 2026	Three months ended September 30, 2025
REVENUES	$8,260	$5,560

OPERATING EXPENSES
General and Administrative Expenses	(14,759)	(33,400)
Amortization	(2,352)	(2,352)
TOTAL OPERATING EXPENSES	(17,111)	(35,752)

INCOME(LOSS) FROM OPERATIONS	(8,851)	(30,192)

PROVISION FOR INCOME TAXES	–	–

NET INCOME(LOSS)	$(8,851)	$(30,192)

NET INCOME(LOSS) PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,735,200	5,735,200

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended September 30, 2026 and 2025

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Deficit
Balance, June 30, 2025	5,735,200	$574	$27,078	$(38,296)	$(10,644)
Net loss for the three months ended September 30, 2025	–	–	–	(30,192)	(30,192)
Balance, September 30, 2025	5,735,200	$574	$27,078	$(68,488)	$(40,836)

Balance, June 30, 2026	5,735,200	$574	$27,078	$(70,368)	$(42,716)
Net loss for the three months ended September 30, 2026	–	–	–	(8,851)	(8,851)
Balance, September 30, 2026	5,735,200	$574	$27,078	$(79,219)	$(51,567)

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2026 and 2025

	Three months ended September 30, 2026	Three months ended September 30, 2025
CASH USED IN OPERATING ACTIVITIES
Net loss	$(8,851)	$(30,192)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Amortization Expense	2,352	2,352
Change in assets and liabilities:
Deferred Revenue	(1,060)	1,440
Accounts payable-related party	3,000	3,000
Net Cash provided by (used in) Operating Activities	(4,559)	(23,400)

NET CHANGE IN CASH	(4,559)	(23,400)

Cash, beginning of period	$30,061	$39,246
Cash, end of period	$25,502	$15,846

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–

Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

Mercalot Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $79,219 as of September 30, 2026, and had a net loss of $8,851 for the three months ended September 30, 2026. The Company had an accumulated deficit of $68,488 as of September 30, 2025, and a net loss of $30,192 for the three months ended September 30, 2025. The Company had a working capital deficit of $77,399 as of September 30, 2026 and $70,900 as of June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional capital to fund its operating expenses. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. The condensed balance sheet as of June 30, 2026 has been derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended June 30, 2026. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Mercalot Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at September 30, 2026.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The Company believe to have potential dilutive effects with warrants, convertible debt, etc. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended September 30, 2026 and 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition, Deferred revenue

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

We have reviewed all recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

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

	As of September 30, 2026	As of June 30, 2026
Mobile application and website	$47,000	$47,000
Less: accumulated amortization	(21,168)	(18,816)
Intangible asset, net	$25,832	$28,184

Note 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2026, the Company owed $57,081 to the Company’s directors: $199 to Blas Mayor Reyes and $56,882 to Isabel Marin Vargas, for the Company’s working capital needs. This loan is unsecured, non-interest bearing and due on demand.

Our business office was provided by our officer and president Mr. Mayor Reyes for free use, without any payment. Based on current market rates for similar office spaces in the Valencia area, the approximate dollar value of this office space is $600 per month or $7,200 per year.

Related party payables represent amounts owed to Isabel Marin Vargas, for consulting services provided under a Consulting Agreement effective May 1, 2024. Under the terms of the agreement, the Company pays a monthly consulting fee of $1,000. During the three months ended September 30, 2026, the Company recognized consulting expense of $3,000 under this agreement. As of September 30, 2026, the outstanding related party payable was $29,000. As of September 30, 2025, the outstanding related party payable was $17,000.

Note 6 – COMMON STOCK

As of September 30, 2026, the Company had 5,735,200 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the three months ended September 30, 2026 and 2025 as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025
Federal income tax benefit attributable to:
Current Operations	$1,859	$6,340
Less: valuation allowance	(1,859)	(6,340)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2026	Rate (%)	June 30, 2026	Rate (%)
Deferred tax asset attributable to:
Net operating loss carryover	$16,636	21%	$14,777	21%
Less: valuation allowance	$(16,636)	(21)%	$(14,777)	(21)%
Net deferred tax asset	$–	0%	$–	0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $79,219 as of September 30, 2026 and $70,368 as of June 30, 2026, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those projected in forward-looking statements.

GENERAL INFORMATION

Mercalot Inc. was incorporated on April 24, 2024 under the laws of the state of Wyoming. We are a company that provides an e-commerce and classifieds platform, which is also known as online marketplace. We have purchased a mobile application known as “SafeDeal Connect”, which is already working, but we also intend to add more features to make the app better and offer wide range of services.

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

For the three months ended September 30, 2026 we generated $8,260 of revenue. We have incurred $17,111 of operating expenses for the three months ended September 30, 2026. For the three months ended September 30, 2025 we generated $5,560 of revenue. We have incurred $35,752 of operating expenses for the three months ended September 30, 2025. Increase in revenue amount in 2026 compared to 2025 period is due to attracting new clients and receiving additional revenue from selling a banner advertising. Decrease in operating expenses amount for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is due to decrease in professional fees.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan and our business operations. So, for these reasons, there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $25,502 as of September 30, 2026. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Isabel Marin Vargas and Blas Mayor Reyes, our directors, who verbally agreed and entered into a Loan Agreement on April 26, 2024, that they may be willing to provide funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

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

As of September 30, 2026, our total assets were $51,334. Total assets were comprised of $25,502 in current assets and $25,832 in intangible assets.

As of September 30, 2026, our total liabilities were $102,901 and Stockholders’ deficit was $51,567.

As of June 30, 2026, our total assets were $58,245. Total assets were comprised of $30,061 in current assets and $28,184 in intangible assets.

As of June 30, 2026, our current liabilities were $100,961 and Stockholders’ deficit was $42,716.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended September 30, 2026 net cash used in operating activities was negative $4,559 due to its net loss $8,851 and increase in amortization of $2,352; increase in accounts payable-related party of $3,000 and decrease in deferred revenue of $1,060.

For the three months ended September 30, 2025 net cash flows used in operating activities was negative $23,400 due to its net loss $30,192 and increase in amortization of $2,352; increase in accounts payable-related party of $3,000 and increase in deferred revenue of $1,440.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended September 30, 2026 we have generated no cash from investing activities.

For the three months ended September 30, 2025 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended September 30, 2026 net cash flows provided by financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2026.

Mercalot Inc., Registrant

By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

Pursuant to the requirements of the Exchange Act of 1934, this quarterly report has been signed by the following persons in the capacities and on the dates indicated.

Dated: October 27, 2026	By:	/s/ Blas Mayor Reyes
Blas Mayor Reyes, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

	By:	/s/ Isabel Marin Vargas
Isabel Marin Vargas, Director

